Form 10-K/A
IndyMac Home Equity Mortgage Loan Asset-Backed Trust, Series INABS 2006-E
filed 2007-04-10
CIK 1382155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K/A

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




                               By: INDYMAC ABS, INC.,
                               as Depositor on behalf of the Registrant

                                      By:  /s/: Blair Abernathy
                                           Blair Abernathy
                                           Chief Executive Officer
                                           Senior Officer In Charge of
                                           Securitization


     Date: March 22, 2007






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